Form 10QSB
period 2000-06-30
BOULDER CREEK FINANCIAL INC
filed 2000-07-31
CIK 1101354

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from ------------ to --------------

Commission file number: 000-28535

BOULDER CREEK FINANCIAL, INC.
--------------------------------------

(Exact name of small business issuer as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	86-0969999 (I.R.S. Employer Identification No.)

7025 E First Ave., #5, Scottsdale, Arizona 85251
------------------------------------------
(Address of principal executive office) (Zip Code)

(480) 949-2232
---------------------
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX No

----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2000 was 1,000,000.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION
ITEM 1 LEGAL PROCEEDINGS	12
ITEM 2 CHANGES IN SECURITIES	12
ITEM 5 OTHER INFORMATION	12
INDEX TO EXHIBITS	13

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Boulder Creek Financial, Inc., a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.

BOULDER CREEK FINANCIAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2000	Septeber 30, 1999
ASSETS:	$	$
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities: Accounts Payable & Accrued Expenses
Stockholders' Equity: Common Stock, Par value $.001 Authorized 100,000,000 shares, Issued 1,000,000 Shares at June 30, 2000 and September 30, 1999	1,000	1,000
Paid-In Capital	1,005	75
Retained Deficit	(1,075)	(1,075)
Deficit Accumulated During the Development Stage	(930)	0
Total Stockholders' Equity	0	0
Total Liabilities and Stockholders' Equity	$ 0	$ 0

BOULDER CREEK FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,	For the Nine Months Ended June 30,	Cumulative since October 20, 1999 Inception of Development Stage
	2000	1999	2000	1999
Revenues	$ -	$ -	$ -
Expenses General and Administrative			930		930
Net Loss	$ -	$ -	$ (930)	$ -	$ (930)
Basic & Diluted loss per share	$ -	$ -	$ -	$ -	$ -

BOULDER CREEK FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

For the Nine months ended June 30,	Cumulative since October 20, 1999 Inception of Development Stage
	2000	1999
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (930)		$ (930)
Adjustments to reconcile net loss to net cashProvided by operating activities Increase (Decrease) in:
Accounts Payable & Accrued Expenses

Net Cash Used in operating activities	(930)		(930)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-		-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder	930		930
Net Cash Provided by Financing Activities	930		930

Net (Decrease) Increase in Cash and Cash Equivalents Cash and Cash Equivalents at Beginning of Period	-		-

Cash and Cash Equivalents at End of Period	$-		$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the year for: Interest	$ -	$ -
Franchise and income taxes	$ -	$ -	$75

SUPPLEMENTAL DISCLOSURE OF NON-CASH
-----------------------------------
INVESTING AND FINANCING ACTIVITIES: None
----------------------------------

BOULDER CREEK FINANCIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED June 30, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Boulder Creek Financial, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

The unaudited financial statements as of June 30, 2000 and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Wyoming on August 2, 1996. The Company ceased all operating activities during the period from August 2, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

The Company has no products or services as of June 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

BOULDER CREEK FINANCIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED June 30, 2000 AND 1999

N OTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Loss (numerator)	Number of Shares (de nominator)	Loss Per Share	Loss (numerator)	Number of Shares (denominator)	Loss Per Share
Loss to Common Shareholders	$ -	1,000,000	$ -	$ -	1,000,000	$ -

Three Months Ended June 30, 2000	Three Months Ended June 30, 1999
	Loss (numerator)	Number of Shares (denominator)	Loss Per Share	Loss (numerator)	Number of Shares (denominator)	Loss Per Share
Loss to Common Shareholders	$ (930)	1,000,000	$ -	$ -	1,000,000	$ -

The effect of outstanding stock equivalents would be anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

NOTE 2 - INCOME TAXES

As of June 30, 2000, the Company has a net operating loss carryforward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuationallowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during itsdevelopment stage.

NOTE 4 - COMMITMENTS

As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of thesefacilities and there are no commitments for future use of the facilities.

BOULDER CREEK FINANCIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED June 30, 2000 AND 1999

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

RESULTS OF OPERATIONS

The Company had no sales or sales revenues for the three months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the three months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had no general and administrative expenses for the three months period ended December 31, 2000 or for the same period in 1999.

The Company recorded net loss of $930 for the nine months ended June 30, 2000 compared to $0 loss for the same period in 1999.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 1999. The Company had a net working capital deficit of $0 at June 30, 2000 and December 31, 1999.

Net stockholders' deficit in the Company was $0 as of June 30, 2000 and December 31, 1999.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of July, 2000..

Boulder Creek Financial, Inc.
/s/ Daniel L. Hodges
Daniel L. Hodges
President/CFO and Director
July 28, 2000