Form 10QSB
period 2001-06-30
BOULDER CREEK FINANCIAL INC
filed 2001-08-23
CIK 1101354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2001
                                                 ----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from               to
                                            -------------    -------------
                    Commission file number             000-28623
                                            ------------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2001 1,000,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Boulder Creek Financial, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Boulder Creek Financial, Inc. (a development stage company) as of June 30, 2001 and September 30, 2000 and the related statements of operations for the three and nine month periods ended June 30, 2001 and 2000, and cash flows for the nine month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON HILL & CO
                                                   Certified Public Accountants

Salt Lake City, Utah
July 25, 2001

                          BOULDER CREEK FINANCIAL, INC.
                          -----------------------------
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                  June 30,         September 30,
                                                                                    2001                2000
                                                                             ------------------  ------------------
Assets:                                                                      $             --    $             --
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $            1,672  $              257
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at
    June 30, 2001 and September 30, 2000                                                  1,000               1,000
  Paid-In Capital                                                                         1,831               1,574
  Retained Deficit                                                                       (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                                    (3,428)             (1,756)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (1,672)               (257)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $             --    $             --
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

                          BOULDER CREEK FINANCIAL, INC.
                          -----------------------------
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                Cumulative
                                                                                               since October
                                                                                                  20, 1999
                                                                                                 Inception
                                  For the three months ended     For the nine months ended          of
                                            June 30,                      June 30,              development
                                 ----------------------------   ----------------------------
                                      2001           2000            2001          2000             stage
                                 ------------    ------------   ------------    ------------    ------------
Revenues: ....................   $       --      $       --     $       --      $       --      $       --

Expenses: ....................          1,672            --            1,672             930           3,428
                                 ------------    ------------   ------------    ------------    ------------

     Net Loss ................   $     (1,672)   $       --     $     (1,672)   $       (930)   $     (3,428)
                                 ============    ============   ============    ============    ============

Basic & Diluted loss per share   $       --      $       --     $       --      $       --
                                 ============   ============    ============    ============











                 See accompanying notes and accountants' report.

                          BOULDER CREEK FINANCIAL, INC.
                          -----------------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                For the nine months ended           Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
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

                          BOULDER CREEK FINANCIAL, INC.
                          -----------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

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

Interim Reporting

         The unaudited financial statements as of June 30, 2001 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on May 28, 1996. The Company ceased all operating activities during the period from May 28, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of June 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                          BOULDER CREEK FINANCIAL, INC.
                          -----------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended June 30, 2001
Basic Loss per Share
Loss to common shareholders                             $           (1,672)           1,000,000  $                -
                                                        ==================  ===================  ==================

                                                                 For the three months ended June 30, 2000
Basic Loss per Share
Loss to common shareholders                             $             --              1,000,000  $                -
                                                        ==================  ===================  ==================

                                                                  For the nine months ended June 30, 2001
Basic Loss per Share
Loss to common shareholders                             $           (1,672)           1,000,000  $                -
                                                        ==================  ===================  ==================

                                                                  For the nine months ended June 30, 2000
Basic Loss per Share
Loss to common shareholders                             $             (930)           1,000,000  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                          BOULDER CREEK FINANCIAL, INC.
                          -----------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,500 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations

         The Company had no sales or sales revenues for the nine months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the nine months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had no general and administrative expenses for the three month period ended June 30, 2001 or for the same period in 2000.

         The Company recorded net loss of $1,672 for the nine months ended June 30, 2001 compared to $930 loss for the same period in 2000.

Capital Resources and Liquidity

         At June 30, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2000. The Company had a net working capital deficit of $1,672 and $257 at June 30, 2001 and September 30, 2000.

         Net stockholders' deficit in the Company was $1,672 and $257 as of June 30, 2001 and September 30, 2000.

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